Form 10-Q
period 1997-06-30
SWIFT ENERGY PENSION PARTNERS 1992-C LTD
filed 1997-08-13
CIK 894103

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                 PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                              3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                   4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                   5

            Notes to Financial Statements                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           9

PART II.    OTHER INFORMATION                                                                     11


SIGNATURES                                                                                        12

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      177,430       $      278,727
              Nonoperating interests income receivable                                        251,691              271,684
              Other                                                                             7,585                   --
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       436,706              550,411
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        7,280,539            7,251,506
         Less-Accumulated amortization                                                     (5,363,887)          (5,147,909)
                                                                                       ---------------     ----------------
                                                                                            1,916,652            2,103,597
                                                                                       ---------------     ----------------
                                                                                       $    2,353,358       $    2,654,008
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        9,807       $        8,072
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  2,343,551            2,645,936
                                                                                       ---------------     ----------------
                                                                                       $    2,353,358       $    2,654,008
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                              ---------------------------------  ---------------------------------
                                                    1997             1996              1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $       126,520   $       274,165  $       440,188   $       524,684
   Interest income                                      2,692               401            5,525               780
                                              ---------------   ---------------  ---------------   ---------------
                                                      129,212           274,566          445,713           525,464
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        91,581           122,837          215,978           262,326
   General and administrative                          31,043            41,442           68,777            80,621
                                              ---------------   ---------------  ---------------   ---------------
                                                      122,624           164,279          284,755           342,947
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         6,588   $       110,287  $       160,958   $       182,517
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .02  $           .02   $           .03
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      160,958          $       182,517
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     215,978                  262,326
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 19,993                 (174,110)
        (Increase) decrease in other current assets                                     (7,585)                      --
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              389,344                  270,733
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (29,033)                 (11,326)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                   95,632
    Increase (decrease) in payable related to excess costs                               1,735                   (1,746)
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              (27,298)                  82,560
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (463,343)                (322,307)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (101,297)                  30,986
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       278,727                    1,271
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      177,430          $        32,257
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

(3)  Significant Accounting Policies -

       Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Partnership was formed for the purpose of investing in nonoperating interests in producing oil and gas properties located within the continental United States and Canada. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership was formed, it commenced its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to Interest Holders reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 54 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $149,617 or 41 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 27 percent in gas production and 12 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 22 percent or $.49/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 25 percent or $31,256.

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 16 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $99,260 or 14 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 10 percent in gas production and 22 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 4 percent or $.08/MCF partially offset the production declines.

      Associated amortization expense declined 18 percent or $46,348.

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


                                           SWIFT ENERGY PENSION
                                           PARTNERS 1992-C, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer