Form 10-Q
period 1997-09-30
SWIFT ENERGY PENSION PARTNERS 1992-C LTD
filed 1997-11-12
CIK 894103

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________________ to ____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                    PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                  3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996      4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                      5

      Notes to Financial Statements                                                   6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    8

PART II.    OTHER INFORMATION                                                        10


SIGNATURES                                                                           11

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      141,707       $      278,727
              Nonoperating interests income receivable                                        242,433              271,684
              Other                                                                             7,733                   --
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       391,873              550,411
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        7,285,650            7,251,506
         Less-Accumulated amortization                                                     (5,445,293)          (5,147,909)
                                                                                       ---------------     ----------------
                                                                                            1,840,357            2,103,597
                                                                                       ---------------     ----------------
                                                                                       $    2,232,230       $    2,654,008
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        8,805       $        8,072
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  2,223,425            2,645,936
                                                                                       ---------------     ----------------
                                                                                       $    2,232,230       $    2,654,008
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997              1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from non operating interests        $       156,628   $       246,681  $       596,816   $       771,365
   Interest income                                      2,180               720            7,705             1,500
                                              ---------------   ---------------  ---------------   ---------------
                                                      158,808           247,401          604,521           772,865
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        81,406           110,990          297,384           373,316
   General and administrative                          28,336            38,066           97,113           118,687
                                              ---------------   ---------------  ---------------   ---------------
                                                      109,742           149,056          394,497           492,003
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        49,066   $        98,345  $       210,024   $       280,862
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .01   $           .01  $           .03   $           .04
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      210,024          $       280,862
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     297,384                  373,316
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 29,251                 (149,171)
        (Increase) decrease in other current assets                                     (7,733)                      --
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     528,926                  505,007
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperaring interests in oil and gas properties                      (34,144)                 (23,661)
    Proceeds from sales of nonoperating interests in oil
      and gas properties                                                                    --                   97,445
    Increase (decrease) in payable related to excess costs                                 733                   (2,482)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (33,411)                  71,302
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (632,535)                (507,575)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (137,020)                  68,734
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       278,727                    1,271
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      141,707          $        70,005
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 37 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $120,293 or 33 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 26 percent in gas production and 14 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 30 percent or $6.24/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated amortization expense decreased 27 percent or $29,584.

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 23 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $219,553 or 20 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 15 percent in gas production and 20 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 3 percent or $.06/MCF parially offset the production declines.

      Associated amortization expense declined 20 percent or $75,932.

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


                                       SWIFT ENERGY PENSION
                                       PARTNERS 1992-C, LTD.
                                       (Registrant)

                            By:        SWIFT ENERGY COMPANY
                                       Managing General Partner


Date:  November 4, 1997     By:        /s/ John R. Alden
       ----------------                ----------------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:  November 4, 1997     By:        /s/ Alton D. Heckaman, Jr.
       ----------------                ----------------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer