Form 10-Q
period 1998-03-31
SWIFT ENERGY PENSION PARTNERS 1992-C LTD
filed 1998-05-15
CIK 894103

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1998 and December 31, 1997                   3

            Statements of Operations

                - Three month periods ended March 31, 1998 and 1997      4

            Statement of Cash Flows

                - Three month periods ended March 31, 1998 and 1997      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 9

PART II.    OTHER INFORMATION                                           10


SIGNATURES                                                              11

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      214,822       $      250,854
              Nonoperating interests income receivable                                        277,938              251,204
              Other                                                                            10,011                7,072
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       502,771              509,130
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        7,052,976            7,157,150
         Less-Accumulated amortization                                                     (5,575,004)          (5,510,090)
                                                                                       ---------------     ----------------
                                                                                            1,477,972            1,647,060
                                                                                       ---------------     ----------------
                                                                                       $    1,980,743       $    2,156,190
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        8,769       $       14,205
                                                                                       ---------------     ----------------

         Interest Holders' Capital (7,073,471 Interest Holders's SDIs;
                                    $1.00 per SDI)                                          1,954,480            2,104,415
         General Partners' Capital                                                             17,494               37,570
                                                                                       ---------------     ----------------
                   Total Partners' Capital                                                  1,971,974            2,141,985
                                                                                       ---------------     ----------------
                                                                                       $    1,980,743       $    2,156,190
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                      1998              1997
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        91,169   $       313,668
             Interest income                                                               3,303             2,832
                                                                                 ---------------   ---------------
                                                                                          94,472           316,500
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 64,914           124,397
             General and administrative                                                   28,790            37,733
                                                                                 ---------------   ---------------
                                                                                          93,704           162,130
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $           768   $       154,370
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1998                       $            --
                                              ===============
         March 31, 1997                       $           .02
                                              ===============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                  -------------------------------------
                                                                                        1998                  1997
                                                                                  --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $            768        $       154,370
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        64,914                124,397
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  (26,734)               (75,700)
        (Increase) decrease in other current assets                                       (2,939)                (7,202)
        Increase (decrease) in accounts payable                                           (5,436)                 3,311
                                                                                  --------------         --------------
                 Net cash provided by (used in) operating activities                      30,573                199,176
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
           in oil and gas properties                                                     (18,928)               (29,644)
        Proceeds from sale of nonoperating interests
           in oil and gas properties                                                     123,102                     --
                                                                                  --------------         --------------
                 Net cash provided by (used in) investing activities                     104,174                (29,644)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                    (170,779)              (227,028)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (36,032)               (57,496)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         250,854                278,727
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        214,822        $       221,231
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $30,573 and $199,176 for the three months ended March 31, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $170,779 and $227,028 for the three months ended March 31, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

         Income from nonoperating interests decreased 71 percent in the first quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $246,844 or 60 percent in the first quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 46 percent and oil production declined 37 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes. Also, first quarter gas and oil prices declined 25 percent or $.65/MCF and 45 percent or $8.64/BBL, respectively, further contributing to decreased revenues.

         Total amortization expense decreased 48 percent or $59,483 in 1998 compared to first quarter 1997, also related to the decline in production volumes.

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


Date:     May 5, 1998             By:        /s/ John R. Alden
          -----------                        ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     May 5, 1998             By:        /s/ Alton D. Heckaman, Jr.
          -----------                        ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer