Form 10-Q
period 1998-06-30
SWIFT ENERGY PENSION PARTNERS 1992-C LTD
filed 1998-08-14
CIK 894103

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

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

                                 Yes  X     No
                                     ---

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                        PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                     3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997          4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                          5

            Notes to Financial Statements                                                 6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                  8

PART II.    OTHER INFORMATION                                                            10


SIGNATURES                                                                               11

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      289,119       $      250,854
              Nonoperating interests income receivable                                        140,743              251,204
              Other                                                                            11,496                7,072
                                                                                       ---------------     ----------------
                  Total Current Assets                                                        441,358              509,130
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        7,037,446            7,157,150
         Less-Accumulated amortization                                                     (5,637,577)          (5,510,090)
                                                                                       ---------------     ----------------
                                                                                            1,399,869            1,647,060
                                                                                       ---------------     ----------------
                                                                                       $    1,841,227       $    2,156,190
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        9,224       $       14,205
                                                                                       ---------------     ----------------

         Interest Holders' Capital (7,073,471 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           1,823,089            2,104,415
         General Partners' Capital                                                              8,914               37,570
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   1,832,003            2,141,985
                                                                                       ---------------     ----------------
                                                                                       $    1,841,227       $    2,156,190
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        88,886   $       126,520  $       180,056   $       440,188
   Interest income                                      4,091             2,692            7,394             5,525
                                              ---------------   ---------------  ---------------   ---------------
                                                       92,977           129,212          187,450           445,713
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        62,573            91,581          127,487           215,978
   General and administrative                          29,027            31,043           57,818            68,777
                                              ---------------   ---------------  ---------------   ---------------
                                                       91,600            122,624         185,305           284,755
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         1,377   $         6,588  $         2,145   $       160,958
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $            --  $            --   $           .02
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                    1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        2,145          $       160,958
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     127,487                  215,978
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                110,461                   19,993
        (Increase) decrease in other current assets                                     (4,424)                  (7,585)
        Increase (decrease) in accounts payable                                         (4,981)                   1,735
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              230,688                  391,079
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (24,977)                 (29,033)
    Proceeds from sales of nonoperating interests in oil and gas properties            144,681                       --
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              119,704                  (29,033)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (312,127)                (463,343)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    38,265                 (101,297)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       250,854                  278,727
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      289,119          $       177,430
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

Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $230,688 and $391,079 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $144,681 for the six months ended June 30, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $312,127 and $463,343 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 30 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $59,429 or 27 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 24 percent and oil production declined 31 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 and the Cotton Plant Field in Caldwell Parish, Louisiana during the first quarter of 1998 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 39 percent or $6.28/BBL, further contributing to decreased revenues. Declines in revenues were partially offset by an increase in gas prices of 29 percent or $.51/MCF when compared to second quarter 1997 prices.

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated amortization expense decreased 32 percent or $29,008 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 59 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $306,273 or 49 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil production. Gas production decreased 37 percent and oil production declined 34 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 and the Cotton Plant Field in Caldwell Parish, Louisiana during the first quarter of 1998 had an impact on 1998 partnership production volumes. Also, current quarter oil and gas prices declined 42 percent or $7.50/BBL and 6 percent or $.14/MCF, respectively, further contributing to decreased revenues.

      Associated amortization expense decreased 41 percent or $88,491 in 1998 compared to the second quarter 1997, also related to the decline in production volumes.

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


                                          SWIFT ENERGY PENSION
                                          PARTNERS 1992-C, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner

Date:     August 4, 1998       By:        /s/ John R. Alden
          --------------                  ---------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1998       By:        /s/ Alton D. Heckaman, Jr.
          --------------                  ---------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer