Form 10-Q/A
period 1999-09-30
SWIFT ENERGY PENSION PARTNERS 1992-C LTD
filed 2000-01-20
CIK 894103

                               AMENDMENT No. 1 TO
                                    FORM 10-Q


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

                       Commission File number: 0-21618


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

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $         22,307      $         (5,198)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                                    112,960               187,692
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable            (36,611)              107,981

               (Increase) decrease in other current assets                                 (4,086)              (5,196)
               Increase (decrease) in accounts payable                                     (8,571)                (671)
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                              85,999               284,608
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                        (10,671)              (31,959)
     Proceeds from sales of nonoperating interests in oil and gas properties               77,580               144,686
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                              66,909               112,727
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                      (132,148)             (424,319)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       20,760               (26,984)
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          228,978               250,854
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $        249,738      $        223,870
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


      Net cash provided by operating activities totaled $85,999 and $284,608 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash provided by operating activities in 1999 is related to changes in oil and gas sales receivable and declines in the Partnership's production from property sales in 1998. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $77,580 and $144,686 for the nine months ended September 30, 1999 and 1998, respectively. Cash distributions totaled $132,148 and $424,319 for the nine months ended September 30, 1999 and 1998, respectively. In 1999, cash distributions were effected by production declines from the Partnership's property sales in 1998 and low oil and gas prices received during the first part of this year.


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

                   SWIFT ENERGY PENSION PARTNERS 1992-C, LTD.
                           PART II - OTHER INFORMATION




ITEM 5.    OTHER INFORMATION


                                     -NONE-

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q of Swift Energy Pension Partners 1992-C, Ltd. for the third quarter of 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SWIFT ENERGY PENSION
                                          PARTNERS 1992-C, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner


Date:  January 20, 2000        By:        /s/ John R. Alden
       ----------------                   -------------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:  January 20, 2000        By:        /s/ Alton D. Heckaman, Jr.
       ----------------                   -------------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer